Form 10-Q
period 2011-09-30
China Bright Star Ltd
filed 2011-11-14
CIK 1499319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

There were  400,000 shares of common stock issued and outstanding as of November 14, 2011.

CHINA BRIGHT STAR LIMITED

(A Development Stage Enterprise)

Unaudited Financial Statements

For the Three Months Ended September 30, 2011, and 2010 and the

Period of June 11, 2010 (Inception) to September 30, 2011

Page(s)
Condensed Balance Sheets as of September 30, 2011 and June 30, 2011	F1

Condensed Statements of Operations for the three months ended September 30, 2011, and 2010 and the period of June 11, 2010 (Inception) to September 30, 2011	F2

Condensed Statements of Cash Flows for the three months ended September 30, 2011, and 2010 and the period of June 11, 2010 (Inception) to September 30, 2011	F3

Notes to the Unaudited Financial Statements	F4-5

China Bright Star Limited
(A Development Stage Company)
Balance Sheets

	September 30,	June 30,
	2011	2011
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$770	$20
Total current assets	770	20

Total assets	$770	$20

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$2,195	2,195
Note payable	2,250	-
Total current liabilities	4,445	2,195

Total liabilities	$4,445	$2,195

Stockholders' (Deficit) Equity
Preferred Stock: no par value, 100,000,000 shares authorized; none share issued and outstanding as of September 30, 2011	-	-
Common Stock: no par value, 1,000,000,000 shares authorized, 400,000 shares issued and outstanding as of September 30, 2011 and June 30, 2011	6,000	6,000
Deficit accumulated during the development stage	(9,675)	(8,175)
Total stockholders' (deficit) equity	(3,675)	(2,175)

Total liabilities and stockholders' (deficit) equity	$770	$20

See accompanying notes to financial statements
F-1

China Bright Star Limited
(A Development Stage Company)
Statements of Operations

	Three months ended September 30,		For the Period from Inception on June 11, 2010 to September 30, 2011
	2011	2010
	(Unaudited)		(Unaudited)
Revenue	$-	$-	$-

Operating expenses
General and administrative	1,500	250	9,675
Total operating expenses	1,500	250	9,675

Income from operations	(1,500)	(250)	(9,675)

Interest and other income (expense)	-	-	-

Income before income taxes	(1,500)	(250)	(9,675)

Provision for income tax	-	-	-

Net loss	$(1,500)	$(250)	$(9,675)

Net loss per share common stock:
Basic	$(0.00)	$(0.00)

Weighted average shares outstanding	400,000	400,000

See accompanying notes to financial statements
F-2

China Bright Star Limited
(A Development Stage Company)
Statements of Cash Flows
	Three months ended September 30,		For the Period from June 11, 2010 (Inception) to September 30, 2011
	2011	2010
	(Unaudited)		(Unaudited)
Cash flows from operating activities
Net loss	$(1,500)	$(250)	$(9,675)
Adjustments to reconcile net loss to net
cash used by operating activities	-	-	-
Changes in operating assets and liabilities:
Increase in accounts payable	-	-	2,195
Accrued expenses	-	250	-
Net cash used or (provided) in operating activities	(1,500)	-	(7,480)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Proceeds from sale of stock	-	-	6,000
Proceeds from note payable	2,250	-	2,250
Net cash provided by financing activities	2,250	-	8,250

Net change in cash	750	-	(1,425)

Cash at beginning of period	20	3,945	-

Cash at end of month	$770	$3,945	$(1,425)

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements
F-3

China Bright Star Limited

(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

For the Three Months Ended September 30, 2011, and 2010 and the

Period of June 11, 2010 (Inception) to September 30, 2011

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

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2011 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2011 audited financial statements.  The results of operations for the periods ended September 30, 2011 is not necessarily indicative of the operating results for the full years.

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

 F4

China Bright Star Limited

(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

For the Three Months Ended September 30, 2011, and 2010 and the

Period of June 11, 2010 (Inception) to September 30, 2011

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

NOTE 5 – NOTE PAYABLE FROM SHAREHOLDER – MILLENNIUM GROUP, INC.

The Company received loans from sole shareholder, Millennium Group, Inc. totaling $2,250 during the quarter ended September 30, 2011 to fund the operations. This non-interest bearing loan is unsecured and due on demand. As such it is included in current liabilities as of September 30, 2011. Imputed interest has been considered, but was determined to be immaterial to the financial statements as a whole.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing and determined there are no events to disclose.

F5

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” regarding the plans and objectives of management for future operations.  Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of China Bright Star Limited(“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company.  Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

Liquidity and Capital Resources

 As of September 30, 2011, the Company had assets equal to $770 comprised exclusively of cash.  This compares with assets of $20, comprised exclusively of cash, as of June 30, 2011.   The Company’s current liabilities as of September 30, 2011 totaled $4,425, comprised of monies due for annual organizational costs and to its sole shareholder. This compares to the Company’s current liabilities equal to $2,195, as of June 30, 2011.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

		Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	For the Period June 11, 2010 (Inception) to September 30, 2011
Net Cash (Used in) Operating Activities		$(1,500)	(250)	(9,675)
Net Cash (Used in) Investing Activities		$-	-	-
Net Cash Provided by Financing Activities
$-
- -
	8,250				Net Increase/(Decrease) in Cash and Cash Equivalents	$750	-	(1,425)

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates.  No revenue has been generated by the Company from June 11, 2010 (Inception) through September 30, 2011.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended September 30, 2011, the Company had a net loss of $1,500, comprised of accounting fees incurred.

For the three months ended September 30, 2010, the Company had a loss of $250.  For the cumulative period from June 11, 2010 (Inception) to September 30, 2011, the Company had a net loss of $9,675, comprised exclusively of legal, accounting, audit, legal and other professional service fees incurred in relation to the formation of the Company, quarterly accounting reviews and the filing of the Company’s Registration Statement on Form 10 on August 30, 2010.

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

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer, who is also our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures and the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”). Based upon on those evaluations, our Chief Executive officer, who is also our Chief Financial Officer, concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures and our internal control over financing reporting were effective.

Changes in Internal Controls

 There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

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

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

None

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA BRIGHT STAR LIMITED

Dated: November 11, 2011	By:	/s/ Jeremy Mork
Jeremy Mork
President and Director
Principal Executive Officer